Form 10KSB
period 2001-04-30
CASTLE HILL ASSOCIATES INC
filed 2001-08-14
CIK 1115585

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                 TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
               _______________________ TO _______________________
                             COMMISSION FILE NUMBER

                          CASTLE HILL ASSOCIATES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              13-4118626
(STATE OR OTHER JURISDICTION         COMMISSION FILE           (IRS EMPLOYER
      OF INCORPORATION)                     NO.              IDENTIFICATION NO.)

             50 BROADWAY, SUITE 2300, NEW YORK, N.Y.      10004
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)    (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 785-6200

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of August 1, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

         At August 1, 2001, there were issued and outstanding 1,000,000 shares of Common Stock, par value $0.0001.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

Castle Hill Associates, Inc. (the "Company") is a Delaware corporation formed on April 11, 2000. Its principal place of business is located at 50 Broadway, Suite 2300, New York, New York 10004. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. The company has no operations and in accordance with Statement of Financial Accounting Standards #7, is considered a development stage company. All shareholders have held their stock since the Company's inception. The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

Business of Issuer

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination. The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own real property nor does it hold any lease or other real property interest.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings and has no knowledge that any such proceedings are threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of calendar year 2000, no matters were submitted to a vote of the security holders of the Registrant.


                                    PART II.


Item 5. Market for Common Equity and Related Stockholder Matters

         The Company intends to seek the assistance of a market maker to initiate a quotation of its securities on the OTC Bulletin Board. To date, there has been no trading market for the Company's securities.

         All of the Company's 1,000,000 issued and outstanding shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act. The Company plans to register all of the outstanding shares of common stock.

         Holders

         As of July 31, 2001, the number of holders of record of common stock, was five (5).

         Dividend Policy

         The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The Company has engaged in negotiations with Wirelution, Inc., ("Wirelution") a Canadian corporation, regarding the possibility of a business combination with the Company. Wirelution is in the business of providing applications and services for wireless mobile appliances. Although the Company believes they will be able to enter into a business combination with Wirelution, there can be no assurance that such an agreement will be entered into.

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

RESULTS OF OPERATIONS

         During the fiscal year ended April 30, 2001, the Company incurred a net loss of $55,908. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and other Filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the fiscal year and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $55,908.

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

ITEM 7. FINANCIAL STATEMENTS

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)




                                    I N D E X


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                      6

BALANCE SHEET
   APRIL 30, 2001                                                             7

STATEMENTS OF OPERATIONS
   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
   (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                             8

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
   (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                             9

STATEMENTS OF CASH FLOWS
   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
   (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                            10

NOTES TO FINANCIAL STATEMENTS                                              11-14




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Castle Hill Associates, Inc.


We have audited the accompanying balance sheet of CASTLE HILL ASSOCIATES, INC. (a development stage company) as of April 30, 2001, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle Hill Associates, Inc. as of April 30, 2001, and its results of operations and cash flows for the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.




Roseland, New Jersey
August 6, 2001

                                                            J. H. Cohn LLP

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 APRIL 30, 2001




                                     ASSETS

Current assets - cash                                                  $     --
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities - accounts payable                                         $  1,666
                                                                       --------

Stockholders' deficiency:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 1,000,000 issued and outstanding                         100
    Additional paid-in capital                                           54,142
    Deficit accumulated during the development stage                    (55,908)
                                                                       --------
          Total stockholders' deficiency                                 (1,666)
                                                                       --------

          Total                                                        $     --
                                                                       ========



See Notes to Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM
          APRIL 11, 2000 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001


                                                                        Periods
                                                                         from
                                                                       April 11,
                                                         Year          2000 to
                                                        Ended          April 30,
                                                       April 30,       2000 and
                                                         2001            2001
                                                      ----------      ----------
Revenues                                              $       --      $       --

General and administrative expenses                       55,908          55,908
                                                      ----------      ----------

Net loss                                              $  (55,908)     $  (55,908)
                                                      ==========      ==========

Basic net loss per common share                       $     (.06)
                                                      ==========

Basic weighted average common shares outstanding
   (as adjusted for a 1-for-4 reverse stock split
   effected in January 2001)                           1,000,000
                                                      ==========




See Notes to Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
            YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001




                                                                                                          Deficit
                                                                                                        Accumulated
                                        Preferred Stock              Common Stock          Additional    During the
                                   ------------------------    ------------------------      Paid-In      Develop-
                                     Shares        Amount        Shares        Amount        Capital     ment Stage      Total
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, April 11, 2000
   (date of inception)                     --    $       --            --    $       --    $       --    $       --    $       --

Proceeds from issuance of
   common stock (as adjusted
   for a 1-for-4 reverse stock
   split effected in January
   2001)                                                        1,000,000           100           300                         400
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance, April 30, 2000                    --            --     1,000,000           100           300            --           400

Capital contribution                                                                           53,842                      53,842

Net loss                                                                                                    (55,908)      (55,908)
                                   ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance, April 30, 2001                    --    $       --     1,000,000    $      100    $   54,142    $  (55,908)   $   (1,666)
                                   ==========    ==========    ==========    ==========    ==========    ==========    ==========


See Notes to Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
            YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001


                                                                            Period       Period
                                                                             From         from
                                                                Year       April 11,    April 11,
                                                               Ended        2000 to      2000 to
                                                              April 30,    April 30,    April 30,
                                                                2001         2000         2001
                                                              --------     --------     --------
Operating activities:
   Net loss                                                   $(55,908)                 $(55,908)
   Expenses paid by stockholder                                 53,842                    53,842
   Accounts payable                                              1,666                     1,666
                                                              --------                  --------
      Net cash used in operating activities                       (400)                     (400)

Financing activities - proceeds from sale of common stock                  $    400          400
                                                              --------     --------     --------

Net increase (decrease) in cash                                   (400)         400           --

Cash, beginning of period                                          400           --           --
                                                              --------     --------     --------

Cash, end of period                                           $     --     $    400     $     --
                                                              ========     ========     ========



See Notes to Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Operations and business risk factors:

              Castle Hill Associates, Inc. (the "Company") was incorporated on April 11, 2000 to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act of 1933. Generally, an issuer who has registered securities under the Securities Act of 1933 becomes subject to the periodic and annual reporting requirements of the Securities Act of 1934 (and is often referred to as a "reporting company"). The Company will not restrict its search to any specific business industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of the Company because it will not permit the Company to offset potential losses from one venture against potential gains from another.

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

              The Company had not conducted any commercial operations through April 30, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies:

         Use of estimates:

              The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


         Net earnings (loss) per share:

              The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying statements of operations because the Company did not have any potentially dilutive common shares outstanding during the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001.

              The 1,000,000 weighted average shares outstanding for the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001 shown in the accompanying statements of operations have been retroactively adjusted for a 1-for-4 reverse stock split that was effected on January 11, 2001 (see Note 3).

         Income taxes:

              The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 3 - Reverse stock split:

              On December 21, 2000, the stockholders approved a 1-for-4 reverse stock split that was effected on January 11, 2001. All share and per share amounts have been retroactively restated to give effect to the reverse stock split.


Note 4 - Related party transactions:

              The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 200,000 shares of the Company's common stock. The agreement will continue until such time that the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time that a business combination is consummated, during the year ended April 30, 2001, CAP incurred expenses on behalf of the Company totaling $53,842 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses.

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

              CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of April 30, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

              Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer, director and controlling stockholder of CAP.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 5 - Preferred stock:

              Shares of the Company's preferred stock have not been issued as of April 30, 2001. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences. As of April 30, 2001, the Board of Directors has not yet fixed any terms to the preferred stock.


Note 6 - Income taxes:

              As of April 30, 2001, the Company had net operating loss carryforwards of approximately $56,000 available to reduce future Federal and state taxable income which will expire at various dates through 2021. The Company had no material temporary differences as of that date. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $22,400 related to the net operating loss carryforwards by an equivalent valuation allowance as of April 30, 2001.


Note 7 - Fair value of financial statements:

              The Company's financial instruments at April 30, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of accounts payable. In the opinion of management accounts payable were carried at fair value because of its liquidity and short-term maturity.




                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers and directors and their ages as of August 1, 2001 are as follows:

Name                  Age       Title
----                  ---       -----
Patricia Meding       53        Director and Chairman of the Board of
                                Directors, President and Chief Executive Officer

         All directors of Castle Hill Associates, Inc. hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Castle Hill's Bylaws provide for not less than one director nor more than fifteen. Currently, there is one directors of Castle Hill. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

PATRICIA MEDING. Ms. Meding has been Director of the Company since April 11, 2000. Since 1986, Ms. Meding has been Chairman and a Director of MarketView Financial Group,Inc., a privately-held merchant/investment banking firm, and its predecessor company, Charles W. McLaughlin, Inc. Ms. Meding is a co-founder, principal and Chairman of Forte Communications, Inc., a full-service media consulting company founded in 1991. Ms. Meding is a co-founder, officer and director of Capital Advisory Partners, LLC, a privately-held, Atlanta-based venture capital firm organized in January 1999. Ms. Meding is a co-founder, officer and director of Capstone Financial Management, LLC, a privately-held, Atlanta-based full-service financial management firm organized in May 1999. From 1990 to 1994, she was the founder of Meding Associates, Inc., which provided consulting services primarily to American Diversified Enterprises, Inc., a privately-held, family-owned company. Ms. Meding graduated from Marymount Manhattan College with B.A. in 1975 and graduated from New York University Bellevue School of Nursing in 1968. Ms. Meding will devote time to the business of the Company on an "as-needed" basis, which is expected to require 5-10 hours per month.

         Ms. Meding is the sole officer and director of the Company and the beneficial owner of one of the Company's shareholders, Capital Advisory Partners, LLC. The Company has no employees nor are there any other persons than Ms. Meding who devote any of their time to its affairs. All references herein to management of the Company are to Ms. Meding. The inability at any time of Ms. Meding to devote sufficient attention to the Company could have a material adverse impact on its operations.

ITEM 10. EXECUTIVE COMPENSATION

         Ms. Meding does not receive any compensation for her services rendered to the Company, nor has she received such compensation in the past. Ms. Meding has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. To date, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company. It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction.

         It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

                                                         Shares Beneficially
                                                       Owned Prior to Offering
Name, Title and Address                                ------------------------
of beneficial owners                Title of Class      Number          Percent
--------------------------------------------------------------------------------
Patricia Meding                      Common Stock       200,000(1)        20%
CEO, President
and Director
50 Broadway, Suite 2300
New York, NY 10004
--------------------------------------------------------------------------------
All officers and directors
as a group                           Common Stock       200,000           20%

--------------------------------------------------------------------------------
Capital Advisory Partners, LLC(2)    Common Stock       200,000           20%
50 Broadway, Suite 2300
New York, NY 10004
--------------------------------------------------------------------------------
Kilkenny Group, LLC(3)               Common Stock       200,000           20%
420 E. 79th Street
New York, NY 10021
--------------------------------------------------------------------------------
Rathgar LLC(4)                       Common Stock       200,000           20%
215 Forest Haven Drive
Slingerlands, NY 12159
--------------------------------------------------------------------------------
Finglass LLC(5)                      Common Stock       200,000           20%
6 E. 43rd Street, 25th fl
New York, NY 10017
--------------------------------------------------------------------------------
Monkstown LLC(6)                     Common Stock       200,000           20%
404 Crabapple Springs Court
Woodstock, GA 30188
--------------------------------------------------------------------------------

----------

(1) Represents shares held by Capital Advisory Partners, LLC. See footnote (2) below.

(2)  Ms. Meding is the Managing Member of Capital Advisory Partners, LLC.

(3)  Ms. Judith Adler is the Managing Member of Kilkenny Group, LLC.

(4)  Dr. Stuart Erner is the Managing Member of Rathgar LLC.

(5)  Irwin Goodman is the Managing Member of Finglass LLC.

(6)  Benjamin Giacchino is the Managing Member of Monkstown LLC.


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place his/her respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Number               Description of Document
------               -----------------------
3.1                  Certificate of Incorporation dated April 11, 2000(1)

3.2                  Bylaws(1)

3.3                  Amendment No. 1 to the By-Laws(1)

10.1                 Agreement with Capital Advisory Partners, LLC(1)

10.2                 Lock up agreements(1)

----------

(1) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 17, 2000.


(b) During the fourth quarter of the fiscal year ended April 30, 2001 the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castle Hill Associates, Inc.

By:  /s/Patricia Meding
   --------------------
Patricia Meding, President, CEO & Director
Dated: August 14, 2001