Form 10QSB
period 2001-07-31
CASTLE HILL ASSOCIATES INC
filed 2001-09-19
CIK 1115585

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED July 31, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

                                        TO
   ------------------------------------    -----------------------------------

                             COMMISSION FILE NUMBER


                          CASTLE HILL ASSOCIATES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       13-4118626
-------------------------------                  -------------------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)



               50 BROADWAY, SUITE 2300, NEW YORK, N.Y.     10004
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

Yes [X]   No [ ]


         At September 15, 2001, there were issued and outstanding 1,000,000 shares of Common Stock.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)



                                                                                      PAGE
                                                                                      ----
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets
         July 31, 2001 (Unaudited) and April 30, 2001                                   2

         Condensed Statements of Operations
         Three Months Ended July 31, 2001 and 2000 and Period from April 11, 2000
         (Date of Inception) to July 31, 2001 (Unaudited)                               3

         Condensed Statements of Changes in Stockholders' Deficiency
         Three Months Ended July 31, 2001 and Period from April 11, 2000
         (Date of Inception) to July 31, 2001 (Unaudited)                               4

         Condensed Statements of Cash Flows
         Three Months Ended July 31, 2001 and 2000 and Period from April 11, 2000
         (Date of Inception) to July 31, 2001 (Unaudited)                               5

         Notes to Condensed Financial Statements                                       6-8

Item 2.  Management's Discussion and Analysis or Plan of Operation                     9-11


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                12

         Signatures                                                                      13

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                        JULY 31, 2001 AND APRIL 30, 2001


                                                                  July 31,      April 30,
                                                                    2001          2001
                                                                 ---------      --------
                                                                (Unaudited)     (Note 2)

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities - accounts payable                                    $  5,629      $  1,666
                                                                  --------      --------

Stockholders' deficiency:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued                                          --            --
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 1,000,000 issued and outstanding                    100           100
    Additional paid-in capital                                      54,142        54,142
    Deficit accumulated during the development stage               (59,871)      (55,908)
                                                                  --------      --------
          Total stockholders' deficiency                            (5,629)       (1,666)
                                                                  --------      --------

          Totals                                                  $     --      $     --
                                                                  ========      ========




See Notes to Condensed Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
    THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)


                                                             Three Months
                                                            Ended July 31,
                                                      --------------------------
                                                         2001            2000         Cumulative
                                                      ----------      ----------      ----------
General and administrative expenses                   $    3,963      $    2,078      $   59,871
                                                      ----------      ----------      ----------

Net loss                                              $   (3,963)     $   (2,078)     $  (59,871)
                                                      ==========      ==========      ==========


Basic net loss per common share                       $       --      $       --      $     (.06)
                                                      ==========      ==========      ==========

Basic weighted average common shares outstanding
   (as adjusted for a 1-for-4 reverse stock split
   effective in January 2001                           1,000,000       1,000,000       1,000,000
                                                      ==========      ==========      ==========




See Notes to Condensed Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         THREE MONTHS ENDED JULY 31, 2001 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                Preferred Stock         Common Stock      Additional     During the
                                              -------------------   -------------------    Paid-in        Develop-
                                                Shares     Amount     Shares     Amount    Capital       ment Stage       Total
                                              ---------    -----    ---------    ------    -------       ----------     ---------

Balance, April 11, 2000 (date of
    inception)                                       --    $  --           --    $   --    $    --       $       --     $      --

Proceeds from issuance of common
    stock (as adjusted for a 1-for-4
    reverse stock split effective in
    January 2001)                                                   1,000,000       100        300                            400
                                              ---------    -----    ---------    ------    -------       ----------     ---------

Balance, April 30, 2000                              --       --    1,000,000       100        300               --           400

Capital contribution                                                                        53,842                         53,842

Net loss                                                                                                    (55,908)      (55,908)
                                              ---------    -----    ---------    ------    -------       ----------     ---------

Balance, April 30, 2001                              --       --    1,000,000       100     54,142          (55,908)       (1,666)

Net loss                                                                                                     (3,963)       (3,963)
                                              ---------    -----    ---------    ------    -------       ----------     ---------

Balance, July 31, 2001                               --    $  --    1,000,000    $  100    $54,142       $  (59,871)    $  (5,629)
                                              =========    =====    =========    ======    =======       ==========     =========



See Notes to Condensed Financial Statements.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD FROM APRIL 11, 2000
                      (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)



                                                                     Three Months
                                                                    Ended July 31,
                                                                ----------------------
                                                                  2001          2000       Cumulative
                                                                --------      --------     ----------
Operating activities:
     Net loss                                                   $ (3,963)     $ (2,078)     $(59,871)
     Expenses paid by stockholder                                                2,078        53,842
     Accounts payable                                              3,963                       5,629
                                                                --------      --------      --------
        Net cash provided by (used in) operating activities           --            --          (400)

Financing activities - proceeds from sale of common stock                                        400
                                                                --------      --------      --------

Net increase in cash                                                  --            --            --

Cash, beginning of period                                             --           400            --
                                                                --------      --------      --------

Cash, end of period                                             $     --      $    400      $     --
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

         The Company had not conducted any commercial operations through July 31, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Unaudited interim financial statements:

         The Company had not conducted any commercial operations through July 31, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time as an acquisition of an operating company is consummated.

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2001, and its results of operations and cash flows for the three months ended July 31, 2001 and 2000 and changes in stockholders' deficiency for the three months ended July 31, 2001 and the related cumulative amounts for period from April 11, 2000 (date of inception) to July 31, 2001. Information included in the condensed balance sheet as of April 30, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2001 and for the year ended April 30, 2001 and period from April 11, 2000 (date of inception) to April 30, 2000 and period from April 11, 2000 (date of inception) to April 30, 2001 (the "Audited Financial Statements") included in the Company's annual report on Form 10-KSB that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

         The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results of operations for the full year ending April 30, 2002.


Note 3 - Net earnings (loss) per share:

         The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended July 31, 2001 and 2000.

                          CASTLE HILL ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Related party transactions:

         The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 200,000 shares of the Company's common stock. The agreement will continue until such time as the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time as a business combination is consummated. In the three months ended July 31, 2000, CAP incurred expenses on behalf of the Company totaling $2,078 (it did not incur any such expenses during the three months ended July 31, 2001) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount.

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

         CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of July 31, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

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

OVERVIEW

         Castle Hill Associates, Inc. (the "Company") was incorporated on April 11, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

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

         COMPETITION. The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's Management. Moreover, the Company also will be competing with numerous other blank check companies for such opportunities.

         EMPLOYEES. The Company has no employees nor are there any other persons other than Ms. Meding who devote any time to its affairs. It is not expected that the Company will have employees except as a result of completing a combination.

RESULTS OF OPERATIONS

         During the three months ended July 31, 2001, the Company incurred a net loss of $3,963, an increase of $1,885(90.71%) from a net loss of $2,078 for the three months ended July 31, 2000. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and other Filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the fiscal year and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $59,871.

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

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of September, 2001.



         CASTLE HILL ASSOCIATES, INC.


         By: /s/ Patricia Meding
            --------------------

         Patricia Meding
         President





                                INDEX TO EXHIBITS

Exhibits
Number            Description of Document
------            -----------------------

3.1               Certificate of Incorporation dated April 11, 2000(1)

3.2               Certificate of Amendment to Certificate of Incorporation(2)

3.3               Bylaws(1)

3.4               Amendment No. 1 to the By-Laws(1)

10.1              Agreement with Capital Advisory Partners, LLC(1)

10.2              Lock up agreements(1)


----------

(1) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 17, 2000.

(2) Filed as part of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2001.